Form 10-K
period 2021-12-31
Wells Fargo Commercial Mortgage Trust 2020-C55
filed 2022-03-15
CIK 1799385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 650 Madison Avenue Mortgage Loan, which constituted approximately 4.2% of the asset pool of the issuing entity as of its cut-off date.  The 650 Madison Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 650 Madison Avenue Mortgage Loan, twenty-one other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MAD Commercial Mortgage Trust 2019-650M transaction (the “MAD 2019-650M Transaction”). This loan combination, including the 650 Madison Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MAD 2019-650M Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1633 Broadway Mortgage Loan, which constituted approximately 7.3% of the asset pool of the issuing entity as of its cut-off date.  The 1633 Broadway Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1633 Broadway Mortgage Loan, thirty-two other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BWAY Trust 2019-1633 transaction (the “BWAY 2019-1633 Transaction”). This loan combination, including the 1633 Broadway Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BWAY 2019-1633 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Kings Plaza Mortgage Loan, the 1633 Broadway Mortgage Loan, the F5 Tower Mortgage Loan, the ExchangeRight Net Leased Portfolio #31 Mortgage Loan, the Exchange on Erwin Mortgage Loan and the 4041 Central Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the 650 Madison Avenue Mortgage Loan and the Shoppes at Parma Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

Pentalpha Surveillance LLC is the operating advisor of the Kings Plaza Mortgage Loan, the 1633 Broadway Mortgage Loan, the F5 Tower Mortgage Loan, the ExchangeRight Net Leased Portfolio #31 Mortgage Loan, the Exchange on Erwin Mortgage Loan and the Shoppes at Parma Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Shoppes at Parma Mortgage Loan and the 4041 Central Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the One Stockton Mortgage Loan (see Exhibit 33.1)

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the One Stockton Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the One Stockton Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the One Stockton Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the One Stockton Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stockton Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Vernon Tower Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the Vernon Tower Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Vernon Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Vernon Tower Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Vernon Tower Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vernon Tower Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan

33.25       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan

33.26       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

33.28       U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

33.29       Wells Fargo Bank, National Association, as Primary Servicer of the Shoppes at Parma Mortgage Loan (see Exhibit 33.1)

33.30       LNR Partners, LLC, as Special Servicer of the Shoppes at Parma Mortgage Loan (see Exhibit 33.25)

33.31       Wilmington Trust, National Association, as Trustee of the Shoppes at Parma Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Citibank, N.A., as Custodian of the Shoppes at Parma Mortgage Loan (see Exhibit 33.27)

33.33       Pentalpha Surveillance LLC, as Operating Advisor of the Shoppes at Parma Mortgage Loan

33.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Shoppes at Parma Mortgage Loan (see Exhibit 33.7)

33.35       U.S. Bank National Association, as Servicing Function Participant of the Shoppes at Parma Mortgage Loan (see Exhibit 33.28)

33.36       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 33.24)

33.37       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan

33.38       Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 33.5)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan (see Exhibit 33.33)

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the 4041 Central Mortgage Loan (see Exhibit 33.1)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the 4041 Central Mortgage Loan (see Exhibit 33.2)

33.44       Wilmington Trust, National Association, as Trustee of the 4041 Central Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the 4041 Central Mortgage Loan (see Exhibit 33.5)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the 4041 Central Mortgage Loan (see Exhibit 33.6)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the 4041 Central Mortgage Loan (see Exhibit 33.7)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the F5 Tower Mortgage Loan

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the F5 Tower Mortgage Loan (see Exhibit 33.49)

33.51       Wells Fargo Bank, National Association, as Trustee of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the F5 Tower Mortgage Loan (see Exhibit 33.5)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the F5 Tower Mortgage Loan (see Exhibit 33.33)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (see Exhibit 33.49)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (see Exhibit 33.49)

33.57       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (see Exhibit 33.5)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (see Exhibit 33.33)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Exchange on Erwin Mortgage Loan (see Exhibit 33.49)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Exchange on Erwin Mortgage Loan (see Exhibit 33.49)

33.63       Wells Fargo Bank, National Association, as Trustee of the Exchange on Erwin Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Exchange on Erwin Mortgage Loan (see Exhibit 33.5)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of the Exchange on Erwin Mortgage Loan (see Exhibit 33.33)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 33.49)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan (see Exhibit 33.49)

33.69       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 33.5)

33.71       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 33.33)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the One Stockton Mortgage Loan (see Exhibit 34.1)

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the One Stockton Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the One Stockton Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the One Stockton Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the One Stockton Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stockton Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Vernon Tower Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the Vernon Tower Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Vernon Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Vernon Tower Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Vernon Tower Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vernon Tower Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan

34.25       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan

34.26       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

34.28       U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

34.29       Wells Fargo Bank, National Association, as Primary Servicer of the Shoppes at Parma Mortgage Loan (see Exhibit 34.1)

34.30       LNR Partners, LLC, as Special Servicer of the Shoppes at Parma Mortgage Loan (see Exhibit 34.25)

34.31       Wilmington Trust, National Association, as Trustee of the Shoppes at Parma Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Citibank, N.A., as Custodian of the Shoppes at Parma Mortgage Loan (see Exhibit 34.27)

34.33       Pentalpha Surveillance LLC, as Operating Advisor of the Shoppes at Parma Mortgage Loan

34.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Shoppes at Parma Mortgage Loan (see Exhibit 34.7)

34.35       U.S. Bank National Association, as Servicing Function Participant of the Shoppes at Parma Mortgage Loan (see Exhibit 34.28)

34.36       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 34.24)

34.37       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan

34.38       Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 34.5)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan (see Exhibit 34.33)

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the 4041 Central Mortgage Loan (see Exhibit 34.1)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the 4041 Central Mortgage Loan (see Exhibit 34.2)

34.44       Wilmington Trust, National Association, as Trustee of the 4041 Central Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the 4041 Central Mortgage Loan (see Exhibit 34.5)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the 4041 Central Mortgage Loan (see Exhibit 34.6)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the 4041 Central Mortgage Loan (see Exhibit 34.7)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the F5 Tower Mortgage Loan

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the F5 Tower Mortgage Loan (see Exhibit 34.49)

34.51       Wells Fargo Bank, National Association, as Trustee of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the F5 Tower Mortgage Loan (see Exhibit 34.5)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the F5 Tower Mortgage Loan (see Exhibit 34.33)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (see Exhibit 34.49)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (see Exhibit 34.49)

34.57       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (see Exhibit 34.5)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (see Exhibit 34.33)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Exchange on Erwin Mortgage Loan (see Exhibit 34.49)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Exchange on Erwin Mortgage Loan (see Exhibit 34.49)

34.63       Wells Fargo Bank, National Association, as Trustee of the Exchange on Erwin Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Exchange on Erwin Mortgage Loan (see Exhibit 34.5)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of the Exchange on Erwin Mortgage Loan (see Exhibit 34.33)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 34.49)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan (see Exhibit 34.49)

34.69       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 34.5)

34.71       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 34.33)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the One Stockton Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the One Stockton Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Vernon Tower Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Vernon Tower Mortgage Loan (see Exhibit 35.2)

35.9         KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan

35.10       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Shoppes at Parma Mortgage Loan (see Exhibit 35.1)

35.12       LNR Partners, LLC, as Special Servicer of the Shoppes at Parma Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 35.9)

35.14       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the 4041 Central Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the 4041 Central Mortgage Loan (see Exhibit 35.2)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the F5 Tower Mortgage Loan

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the F5 Tower Mortgage Loan (see Exhibit 35.17)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (see Exhibit 35.17)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #31 Mortgage Loan (see Exhibit 35.17)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Exchange on Erwin Mortgage Loan (see Exhibit 35.17)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Exchange on Erwin Mortgage Loan (see Exhibit 35.17)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 35.17)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan (see Exhibit 35.17)

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

Date: March 14, 2022